Form 10-K
period 2016-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C27
filed 2017-03-22
CIK 1630690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-190246-12

Central Index Key Number of the issuing entity: 0001630690

JPMBB Commercial Mortgage Securities Trust 2015-C27

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001682523

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001567746

Redwood Commercial Mortgage Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001587045

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

(212) 272-6858

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

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Club Row Building Mortgage Loan, the One Campus Martius Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan, which constituted approximately 13.1%, 9.0% and 4.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Club Row Building Mortgage Loan which is an asset of the issuing entity and one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the One Campus Martius Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Shaner Hotels Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including The Club Row Building Mortgage Loan, the One Campus Martius Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Outlet Shoppes of the Bluegrass Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The Outlet Shoppes of the Bluegrass Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Outlet Shoppes of the Bluegrass Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C26 transaction, Commission File Number 333-190246-11 (the “JPMBB 2014-C26 Transaction”). This loan combination, including The Outlet Shoppes of the Bluegrass Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C26 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2014-C26 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2014-C26 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Club Row Building Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on February 25, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $11,273,936.34 for the twelve- month period ended December 31, 2016.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

99.1 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 22, 2017

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

99.1 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of February 25, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on February 25, 2015 under Commission File No. 333-190246-12 and incorporated by reference herein)