Form 10-K
period 2023-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C27
filed 2024-03-21
CIK 1630690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                       Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan and the special servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan prior to November 17, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combination that includes The Outlet Shoppes of the Bluegrass Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan on and after November 17, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and ii) the servicer compliance statement of CWCapital Asset Management LLC as special servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan on and after November 17, 2023 listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Club Row Building Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on February 25, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $11,459,875.00 for the twelve- month period ended December 31, 2023.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Senior Trust Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan prior to November 17, 2023 (see Exhibit 33.1)

33.22       CWCapital Asset Management LLC, as Special Servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan on and after November 17, 2023 (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Trustee of The Outlet Shoppes of the Bluegrass Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of The Outlet Shoppes of the Bluegrass Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlet Shoppes of the Bluegrass Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Senior Trust Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan prior to November 17, 2023 (see Exhibit 34.1)

34.22       CWCapital Asset Management LLC, as Special Servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan on and after November 17, 2023 (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Trustee of The Outlet Shoppes of the Bluegrass Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of The Outlet Shoppes of the Bluegrass Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Senior Trust Advisor of The Outlet Shoppes of the Bluegrass Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan prior to November 17, 2023 (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of The Outlet Shoppes of the Bluegrass Mortgage Loan on and after November 17, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 21, 2024